Form 10-K/A
period 2006-12-31
Bear Stearns Asset Backed Securities I Trust 2006-HE3
filed 2008-07-25
CIK 1355233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to
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

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

SEE ITEM 15 (PART IV)

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007 (Accession No. 0001136999-07-000688) by BEAR STEARNS ASSET BACKED SECURITIES I TRUST 2006-HE3 (the “Initial 10-K”), for the fiscal year ended December 31, 2006, is being filed for the sole purpose of restating the assessment of American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (the “Asserting Party”) for the reporting period of January 1, 2006 through December 31, 2006. The restated assessment, provided to the registrant in February 2008, identifies a material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) under Regulation AB.  Specifically, the Asserting Party did not have, during the applicable reporting period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)(xii).  In response to a Securities and Exchange Commission comment, as of January 1, 2008, the Asserting Party has implemented practices and procedures to capture the information necessary to assess compliance with Item 1122(d)(4)(xii).

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The restated assessment of American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (the “Asserting Party”) for the reporting period of January 1, 2006 through December 31, 2006, provided to the registrant in February 2008, identifies a material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) under Regulation AB.  Specifically, the Asserting Party did not have, during the applicable reporting period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)(xii).  In response to a Securities and Exchange Commission comment, as of January 1, 2008, the Asserting Party has implemented practices and procedures to capture the information necessary to assess compliance with Item 1122(d)(4)(xii).

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

See Item 15, exhibits (33) and (34)

Item 1123 of Regulation AB. Servicer Compliance Statement
See Item 15, exhibit (35)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
1.1
Terms Agreement, dated March 7, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Assets Backed Securities I LLC, as depositor, relating to the Underwriting Agreement, dated January 10, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Assets Backed Securities I LLC, as depositor (As previously filed on Form 8-K filed on May 02, 2006 and on Form 8-K/A filed on May 19, 2006 and is hereby incorporated by reference into this report on Form 10-K) (1)

4.1
Pooling and Servicing Agreement, dated as of March 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as sponsor and as company, LaSalle Bank National Association, as master servicer and securities administrator and Citibank, N.A. as trustee (As previously filed on Form 8-K filed on May 02, 2006 and on Form 8-K/A filed on May 19, 2006 and is hereby incorporated by reference into this report on Form 10-K) (1)

4.1
Amendment Number One to the Pooling and Servicing Agreement, dated as of March 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as sponsor and as company, LaSalle Bank National Association, as master servicer and securities administrator and Citibank, N.A. as trustee trustee (As previously filed on Form 8-K filed on June 27, 2006 and is hereby incorporated by reference into this report on Form 10-K)(1)

10.1
Amended and Restated Master Seller's Warranties and Servicing Agreement for residential first mortgage loans, dated and effective as of November 1, 2005, and is executed between EMC Mortgage Corporation, as purchaser (the "Purchaser"), and Wells Fargo Bank, N.A., as seller and servicer (the "Company")(1)

31	Sarbanes-Oxley Certification (2)
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer(1)
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company(1)
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian(1)
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank National Association, as servicing function participant(1)
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
33(f)	Restated report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant(2)
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, Regulus Group LLC, as servicing function participant(1)
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, ZC Sterling Insurance Agency, Inc., as servicing function participant(1)
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer(1)
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company(1)
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian(1)
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank National Association, as servicing function participant(1)
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
34(f)	Restated attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant(2)
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Regulus Group LLC, as servicing function participant (1)
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, ZC Sterling Insurance Agency, Inc., as servicing function participant (1)
35(a)	Servicer compliance statement, LaSalle Bank National Association, as Master Servicer(1)
35(b)	Servicer compliance statement, EMC Mortgage Corporation, as Company(1)
35(c)	Servicer compliance statement, LaSalle Bank National Association, as Securities Administrator(1)
35(d)	Servicer compliance statement, Wells Fargo Bank National Association, as servicing function participant(1)
(1) Filed with the Initial 10-K
(2) Filed with this report

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

(31) Rule 13a-14(d)/15d-14(d) Certifications.
(33) Reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	LaSalle Bank National Association, as Master Servicer(1)
2.	EMC Mortgage Corporation, as Company(1)
3.	LaSalle Bank National Association, as Securities Administrator and Custodian(1)
4.	Wells Fargo Bank National Association, as servicing function participant(1)
5.	LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
6.	Restated report on assessment of compliance for Assurant, Inc., as servicing function participant(2)
7.	Regulus Group LLC, as servicing function participant(1)
8.	ZC Sterling Insurance Agency, Inc., as servicing function participant(1)
(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	LaSalle Bank National Association, as Master Servicer(1)
2.	EMC Mortgage Corporation, as Company(1)
3.	LaSalle Bank National Association, as Securities Administrator and Custodian(1)
4.	Wells Fargo Bank National Association, as servicing function participant(1)
5.	LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
6.	Restated attestation report on assessment of compliance for Assurant, Inc., as servicing function participant(2)
7.	Regulus Group LLC, as servicing function participant(1)
8.	ZC Sterling Insurance Agency, Inc., as servicing function participant(1)
(35) Servicer Compliance Statements:
1.	LaSalle Bank National Association, as Master Servicer(1)
2.	EMC Mortgage Corporation, as Company(1)
3.	LaSalle Bank National Association, as Securities Administrator(1)
4.	Wells Fargo Bank National Association, as servicing function participant(1)
(1) Filed with the Initial 10-K
(2) Filed with this report

(c) Not Applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indiciated.

LaSalle Bank National Association, as Master Servicer

July 22, 2008	/s/ Andrew Leszczynski
By: Andrew Leszczynski
Title: First Vice President

EXHIBIT INDEX
Exhibit Number	Description
1.1
Terms Agreement, dated March 7, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Assets Backed Securities I LLC, as depositor, relating to the Underwriting Agreement, dated January 10, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Assets Backed Securities I LLC, as depositor (As previously filed on Form 8-K filed on May 02, 2006 and on Form 8-K/A filed on May 19, 2006 and is hereby incorporated by reference into this report on Form 10-K)(1)

4.1
Pooling and Servicing Agreement, dated as of March 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as sponsor and as company, LaSalle Bank National Association, as master servicer and securities administrator and Citibank, N.A. as trustee (As previously filed on Form 8-K filed on May 02, 2006 and on Form 8-K/A filed on May 19, 2006 and is hereby incorporated by reference into this report on Form 10-K)(1)

4.1
Amendment Number One to the Pooling and Servicing Agreement, dated as of March 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as sponsor and as company, LaSalle Bank National Association, as master servicer and securities administrator and Citibank, N.A. as trustee trustee (As previously filed on Form 8-K filed on June 27, 2006 and is hereby incorporated by reference into this report on Form 10-K)(1)

10.1
Amended and Restated Master Seller's Warranties and Servicing Agreement for residential first mortgage loans, dated and effective as of November 1, 2005, and is executed between EMC Mortgage Corporation, as purchaser (the "Purchaser"), and Wells Fargo Bank, N.A., as seller and servicer (the "Company")(1)

31	Sarbanes-Oxley Certification (2)
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer(1)
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company(1)
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian(1)
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank National Association, as servicing function participant(1)
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
33(f)	Restated report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant(2)
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, Regulus Group LLC, as servicing function participant(1)
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, ZC Sterling Insurance Agency, Inc., as servicing function participant(1)
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer(1)
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company(1)
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian(1)
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank National Association, as servicing function participant(1)
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
34(f)	Restated attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant(2)
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Regulus Group LLC, as servicing function participant (1)
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, ZC Sterling Insurance Agency, Inc., as servicing function participant (1)
35(a)	Servicer compliance statement, LaSalle Bank National Association, as Master Servicer(1)
35(b)	Servicer compliance statement, EMC Mortgage Corporation, as Company(1)
35(c)	Servicer compliance statement, LaSalle Bank National Association, as Securities Administrator(1)
35(d)	Servicer compliance statement, Wells Fargo Bank National Association, as servicing function participant(1)
(1) Filed with the Initial 10-K
(2) Filed with this report